Form 10-Q
period 2008-09-30
Alpine Alpha 3, Ltd.
filed 2008-11-19
CIK 1444185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............

Commission File Number 000-53398

Alpine Alpha 3, Ltd.

(Exact name of registrant as specified in its charter)

Delaware	75-3264747
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

PO Box 735, Alpine, New Jersey 07620

(Address of principal executive offices) (Zip Code)

(917) 915-8857

(Registrant's telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 741,133 shares outstanding as of November 14, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page
CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007.	F-1

CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED).	F-2

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED).	F-3

CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED).	F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).	F-5

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS

Current Assets
Cash	$252	$-
Prepaid Expenses	130	-

Total Assets	$382	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$500	$520
Accounts payable - related party	10,000	-
Total Current Liabilities	10,500	520

Long Term Liabilities
Loans payable - Related party	14,300	-

Total Liabilities	24,800	520

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, $0.001 par value; 50,000,000 shares authorized, 415,200 and 5,000 issued and outstanding, respectively	415	5
Additional paid-in capital	24,441	3,798
Stock subscription receivable	(2,000)	-
Deficit accumulated during the development stage	(47,274)	(4,323)

Total Stockholders'Deficiency	(24,418)	(520)

Total Liabilities and Stockholders' Deficiency	$382	$-

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended	For the Period from October 31, 2007
	September 30, 2008	September 30, 2008	(inception) to September 30, 2008

Operating Expenses
Professional fees	$4,470	$12,993	$12,993
General and administrative	15,345	29,505	33,828
Total Operating Expenses	19,815	42,498	46,821

Loss from Operations	(19,815)	(42,498)	(46,821)

Other Expenses
Interest Expense	(182)	(453)	(453)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(19,997)	(42,951)	(47,274)

Provision for Income Taxes	-	-	-

NET LOSS	$(19,997)	$(42,951)	$(47,274)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.42)

Weighted average number of shares outstanding during the period - Basic and Diluted	278,936	102,888

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from October 31, 2007 (Inception) to September 30, 2008
(Unaudited)

				Deficit
	Common stock		Additional	accumulated during		Total
			paid-in	development	Subscription	Stockholder's
	Shares	Amount	capital	stage	Receivable	Deficiency

Balance October 31, 2007	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	5,000	5	-	-	-	5

In kind contribution of services	-	-	3,600	-	-	3,600

In kind contribution of expenses	-	-	198	-	-	198

Net loss for the period October 31, 2007 (inception) to December 31, 2007	-	-	-	(4,323)	-	(4,323)

Balance, for the year ended December 31, 2007	5,000	5	3,798	(4,323)	-	(520)

Common stock issued for cash	10,200	10	190	-		200

Common stock issued for cash	400,000	400	1,600		(2,000)	-

In kind contribution of services	-	-	18,400	-		18,400

In kind contribution of interest	-	-	453	-		453

Net loss for the nine months ended September 30, 2008	-	-	-	(42,951)		(42,951)

Balance, period ended September 30, 2008	415,200	$415	$24,441	$(47,274)	$(2,000)	$(24,418)

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Period from October 31, 2007
	September 30, 2008	(Inception) to September 30, 2008

Cash Flows From Operating Activities:
Net Loss	$(42,951)	(47,274)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	18,400	22,005
In-kind contribution of interest	453	453
In-kind contribution of expenses	-	198
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	9,980	10,500
Increase in prepaid expenses	(130)	(130)
In-kind contribution of expenses	-
Net Cash Used In Operating Activities	(14,248)	(14,248)

Cash Flows From Financing Activities:
Proceeds from loan payable - Related party	14,300	14,300
Proceeds from issuance of common stock	200	200
Net Cash Provided by Financing Activities	14,500	14,500

Net Increase in Cash	252	252

Cash at Beginning of Period	-	-

Cash at End of Period	$252	$252

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

ALPINE ALPHA 3, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2008 the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2008 there were no common share equivalents outstanding.

ALPINE ALPHA 3, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Deficiency Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ALPINE ALPHA 3, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling Deficiency investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

ALPINE ALPHA 3, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

ALPINE ALPHA 3, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 2	NOTES PAYABLE – RELATED PARTY

On August 26, 2008 the Company’s president converted the $5,000 advance on January 11, 2008 to a note payable. The notes is unsecured, non-interest bearing, and due on August 26, 2011.

On May 23, 2008 the Company’s president advanced the Company $2,300.  This advance is unsecured, non-interest bearing, and due on May 23, 2011.

On May 8, 2008 on behalf of the Company, majority shareholder paid expenses aggregating $2,000.  This advance is unsecured, non-interest bearing, and due on May 8, 2011.

On February 11, 2008 the Company’s president advanced the Company $5,000.  This advance is unsecured, non-interest bearing, and due on February 11, 2011.  The loan was repaid on October 24, 2008 (See Note 7).

On January 11, 2008 the Company’s president advanced the Company $5,000. This advance is unsecured, non-interest bearing, and due on February 11, 2011.  The loan was repaid on October 24, 2008 (See Note 7).

NOTE 3	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Cash

On January 7, 2008 the Company entered into stock purchase agreements to issue 200 shares of common stock for cash to two individuals for $100 ($0.50/share).

On January 7, 2008 the Company entered into stock purchase agreements to issue 10,000 shares of common stock for cash of $100 ($0.01/share).

(B) Subscription Receivable

During August 2008, the Company sold an aggregate of 400,000 shares of common stock in exchange for subscriptions receivable totaling $2,000 ($0.005/share). During October 2008, the Company collected $2,000.

(C) In-Kind Contribution

For the nine months ended September 30, 2008 a shareholder of the Company contributed services having a fair value of $18,400 (See Note 5).

ALPINE ALPHA 3, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

For the nine months ended September 30, 2008, the Company recorded $453 of imputed interest related to shareholder loans payable as an in-kind contribution.

As of December 31, 2007 a shareholder of the Company contributed services having a fair value of $3,600 (See Note 4).

As of December 31, the shareholder of the Company paid $198 of the Company’s expenses. The transaction was treated as an in kind contribution of expenses and charged to additional paid in capital.

(D) Stock Issued for Services

On November 1, 2007, the Company issued 5,000 shares of common stock to its founders having a fair value of $5 ($0.001/share) in exchange for services provided

NOTE 4	COMMITMENTS

On September 1, 2008 the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.

NOTE 5	RELATED PARTY TRANSACTIONS

On September 1, 2008 the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement (See Note 4).

For the nine months ended September 30, 2008 a shareholder of the Company contributed services having a fair value of $18,400 (See Note 3(B)).

On May 23, 2008 the Company’s president advanced the Company $2,300.  This advance is unsecured, non-interest bearing, and due on May 23, 2011.

On May 8, 2008 on behalf of the Company, majority shareholder paid expenses aggregating $2,000.  This advance is unsecured, non-interest bearing, and due on May 8, 2011.

On February 11, 2008 the Company’s president advanced the Company $5,000.  This advance is unsecured, non-interest bearing, and due on February 11, 2011.  The loan was repaid on October 24, 2008 (See Note 7).

ALPINE ALPHA 3, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

On January 11, 2008 the Company’s president advanced the Company $5,000. This advance is unsecured, non-interest bearing, and due on February 11, 2011.  The loan was repaid on October 24, 2008 (See Note 7).

As of December 31, 2007 the shareholder of the Company contributed services having a fair value of $3,600 (See Note 3(B)).

As of December 31, the shareholder of the Company paid $198 of the Company’s expenses. The transaction was treated as an in kind contribution of expenses and charged to additional paid in capital.

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $47,274 and used cash in operation of $14,248 during the period from October 31, 2007 (inception) to September 30, 2008. At September 30, 2008, the Company had a working capital deficiency of $10,118. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENTS

(A) Stock Issued for Cash

In October 2008, the Company entered into stock purchase agreements with various related parties for a combined 82,210 shares at a purchase price of $.001 per share totaling $82.

In October 2008, the Company entered into stock purchase agreements for a combined 55,561 shares at a purchase price of $.001 per share totaling $56.

ALPINE ALPHA 3, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

In October 2008, the Company entered into stock purchase agreements for a combined 20,760 shares at a purchase price of $.015 per share totaling $311.

In October 2008, the Company entered into stock purchase agreements with a related party for 83,040 shares at a purchase price of $.03 per share totaling $2,491

In October 2008, the Company entered into stock purchase agreements for 40,690 shares at a purchase price of $.03 per share totaling $1,221.

In October 2008, the Company entered into stock purchase agreements for 20,760 shares at a purchase price of $.10 per share totaling $2,076.

In October 2008, the Company entered into stock purchase agreements for 24,912 shares at a purchase price of $.20 per share totaling $4,982.

(B) Subscriptions Received

On October 22, 2008 the Company received cash totaling $2,000 for the 400,000 shares subscribed on August 1, 2008.

(C) Loan Payable – Related Party

On October 28, 2008 the shareholder of the Company repaid the loans in the amount of $10,000 (See Note 2).

(D) Amendment to Articles of Incorporation

On July 1, 2008 the Company’s Board of Directors approved an amendment to the Articles of Incorporation of the Company to authorize 1,000,000 shares of preferred stock with rights and designations to be determined by the Board. As of November 18, 2008 the Company had not submitted the amendment of the Articles of Incorporation for filing with the Delaware Secretary of State.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The current purpose of Alpine Alpha 3, Ltd. (the “Company”) is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

MANAGEMENT

The Company is in the development stage and currently has no full-time employees. Mr. James Hahn is the Company's sole officer and director. All references herein to management of the Company are to Mr. Hahn. Mr. Hahn, as President of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Hahn and the potential demands of the Company's activities.

The amount of time spent by Mr. Hahn on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Hahn will actually be required to spend to locate a suitable target company. Mr. Hahn estimates that the business plan of the Company can be implemented by devoting less than 5 hours per month but such figure cannot be stated with precision.

SEARCH FOR BUSINESS OPPORTUNITIES

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company may merge with a company that has retained one or more consultants or outside advisors. In that situation, the Company expects that the business opportunity will compensate the consultant or outside advisor. As of the date of this filing, there have been no discussions, agreements or understandings with any party regarding the possibility of a merger or acquisition between the Company and such other company. Consequently, the Company is unable to predict how the amount of such compensation would be calculated at this time. It is anticipated that any finder that the target company retains would be a registered broker-dealer.

The Company will not restrict its search to any specific kind of firm, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. The Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

EVALUATION OF BUSINESS OPPORTUNITIES

The analysis of business opportunities will be under the supervision of the Company's sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like. Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. Acquisition candidates that do not have or are unable to obtain the required audited statements may not be considered appropriate for acquisition. The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction. The audited financial statements of the acquired company must be furnished within 15 days following the effective date of a business combination.

When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements. The Commission treats these Form 8-K filings in the same way it treats the Registration Statements on Form 10 filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. There can also be no assurances that we are able to successfully pursue a business opportunity. In that event, there is a substantial risk to the Company that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

ACQUISITION OF A BUSINESS OPPORTUNITY

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. It may also acquire stock or assets of an existing business. In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholder of the Company by the acquiring entity or its affiliates, and accordingly, the shareholders of the target company, typically, become the majority of the shareholders of the combined company, the board of directors and officers of the target company become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company.

There are currently no arrangements that would result in a change of control of the Company. It is anticipated that any securities issued as a result of consummation of a business combination will be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a dormant shell company. Until such time as this occurs, the Company will not attempt to register any additional securities.

The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on the market value of the Company's securities in the future if such a market develops, of which there is no assurance. There have been no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity. In this event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, the Company will not obtain an opinion of counsel that the reorganization will be tax free. With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's only shareholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets.

Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholder at such time. The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms. It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities. There are no present plans, proposals, arrangements or understandings to offer the shares of the post-merger companies to third parties if any mergers occur, and there is no marketing plan to distribute the shares of the post-merger companies to third parties. Mr. Hahn has not had any preliminarily contact, agreements or understandings with anyone to help sell these shares.

The Company intends to seek to carry out its business plan as discussed herein. In order to do so, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this registration statement, and in conjunction with future compliance with its on-going reporting obligations.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties. The Company has adopted a policy that it will not seek an acquisition or merger with any entity in which the Company's officer, director, and controlling shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures.

Mr. James Hahn, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the quarterly period ended September 30, 2008. Based on that evaluation, our officer concluded that our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors. An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary. Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

(b) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period from July 1, 2008 to September 30, 2008 400 investors each signed and delivered to the Company subscription agreements for the purchase of 1,000 shares of the Company’s common stock at a price of $.005 per share. The Company received all of the proceeds of such subscriptions in October 2008. Each of the foregoing sales of the Company’s common stock was made pursuant to Regulation S promulgated by the Securities and Exchange Commission and was therefore not subject to registration under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders of the Company signed a unanimous written consent dated July 1, 2008 to approve an amendment to the Articles of Incorporation of the Company to authorize 1,000,000 shares of preferred stock with rights and designations to be determined by the Board of Directors of the Company.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE ALPHA 3, LTD.
(Registrant)

Date: November 19, 2008	James Hahn
(Name)

/s/ James Hahn
(Signature)
Chief Executive Officer and President
(principal executive officer) &
Chief Financial Officer (principal
financial officer and principal accounting officer)