Form 10-Q
period 2009-09-30
Alpine Alpha 3, Ltd.
filed 2009-11-16
CIK 1444185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ...........to............

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 856,478 shares outstanding as of November 12, 2009.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND AS OF DECEMBER 31, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGES	5 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash	$495	$77
Prepaid Expenses	150	-

Assets	$645	$77

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related Party	$130,000	$40,000
Accounts Payable	-	1,000
Loan Payable - Related Party	2,300	-
Total Current Liabilities	132,300	41,000

Long Term Liabilities
Note Payable - Related Party	8,679	4,300

Total Liabilities	140,979	45,300

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 761,478 and 741,133
issued and outstanding, respectively	761	741
Additional paid-in capital	41,364	35,492
Deficit accumulated during the development stage	(182,459)	(81,456)

Total Stockholders' Deficiency	(140,334)	(45,223)

Total Liabilities and Stockholders' Deficiency	$645	$77

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from October 29, 2007
	2009	2008	2009	2008	(inception) to September 30, 2009

Operating Expenses
Professional fees	$2,400	$4,470	$9,710	$12,993	$25,583
General and administrative	30,423	15,345	90,913	29,505	154,568
Total Operating Expenses	32,823	19,815	100,623	42,498	180,151

Loss from Operations	(32,823)	(19,815)	(100,623)	(42,498)	(180,151)

Other Expenses
Interest Expense	(131)	(182)	(380)	(453)	(993)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(32,954)	(19,997)	(101,003)	(42,951)	(181,144)

Provision for Income Taxes	-	-	-	-	(1,315)

NET LOSS	$(32,954)	$(19,997)	$(101,003)	$(42,951)	$(182,459)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.07)	$(0.13)	$(0.42)

Weighted average number of shares outstanding
during the period - Basic and Diluted	761,478	278,936	756,167	102,888

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to September 30, 2009
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	336,133	336	11,081	-	11,417

Common stock issued for cash	-	-	400,000	400	1,600	-	2,000

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	613	-	613

Net loss for the year ended December 31, 2008	-	-	-	-	-	(77,133)	(77,133)

Balance, December 31, 2008	-	-	741,133	741	35,492	(81,456)	(45,223)

Common stock issued for cash	-	-	20,345	20	5,066	-	5,086

In kind contribution of legal fees	-	-	-	-	500	-	500

In kind contribution of interest	-	-	-	-	306	-	306

Net loss for the nine months ended September 30, 2009	-	-	-	-	-	(101,003)	(101,003)

Balance, September 30, 2009	-	$-	761,478	$761	$41,364	$(182,459)	$(140,334)

See Accompanying Notes to Condensed Unaudited Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008	(Inception) to September 30, 2009

Cash Flows From Operating Activities:
Net Loss	$(101,003)	$(42,951)	$(182,459)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	500	18,400	22,505
In-kind contribution of interest	306	453	919
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	89,000	9,980	130,000
Increase in prepaid expenses	(150)	(130)	(150)
Net Cash Used In Operating Activities	(11,347)	(14,248)	(28,987)

Cash Flows From Financing Activities:
Proceeds from loan payable - Related party	2,300	-	2,300
Proceeds from notes payable - Related party	4,379	14,300	18,679
Repayments of notes payable - Related party	-		(10,000)
Proceeds from issuance of common stock	5,086	200	18,503
Net Cash Provided by Financing Activities	11,765	14,500	29,482

Net Increase in Cash	418	252	495

Cash at Beginning of Period	77	-	-

Cash at End of Period	$495	$252	$495

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See Accompanying Notes to Condensed Unaudited Financial Statements

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2009 and December 31, 2008, the Company had no cash equivalents.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(E) Loss Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, Earnings Per Share.  As of September 30, 2009 and 2008, there were no common share equivalents outstanding.

(F) Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification No. 740, Income Taxes. Under FASB ASC No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(I) Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidations, improves financial reporting by enterprises involved with variable interest entities. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, GAAP. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The Codification did not have a significant impact on the Company’s financial statements.

(J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaid expenses,  accounts payable – related party, loan payable-related party and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

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
AS OF SEPTEMBER 30, 2009
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
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

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

On January 7, 2008, the Company entered into two stock purchase agreements to issue 100 shares of common stock for cash to two individuals for a total of $100 ($0.10/share).

In September 2008, the Company entered into stock purchase agreements with 400 investors for 400,000 shares of cash of $2,000 ($.005 per share).

On January 7, 2008, the Company entered into stock purchase agreements to issue 10,000 shares of common stock for cash of $100 ($0.01/share).

(B) In-Kind Contribution

For the nine months ended September 30, 2009, the Company recorded additional paid-in capital of $500 for the fair value of legal services provided.

For the nine months ended September 2009, the Company recorded $306 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

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
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(C) Stock Issued for Services

On November 1, 2007, the Company issued 5,000 shares of common stock to its founders having a fair value of $5 ($0.001/share) in exchange for services provided (See Note 5).

NOTE 4                      COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of September 30, 2009, $130,000 was owed to the related party consultant.

NOTE 5                      RELATED PARTY TRANSACTIONS

On September 21, 2009, Alpine Alpha 1, LTD paid $2,300 of expenses on behalf of Alpine Alpha 3, LTD.  This is a related party transaction.  The amount of $2,300 was repaid by Alpine Alpha 3, Ltd to Alpine Alpha 1, LTD on October 6, 2009.

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

For the nine months ended September 30, 2009, the Company recorded $306 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of September 30, 2009, the $130,000 was owed to the related party consultant (See Note 4).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
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

NOTE 6                      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of 182,459 and used cash in operation of $28,987 during the period from October 29, 2007 (inception) to September 30, 2009. In addition, the Company has a working capital deficiency of $131,655 and a stockholders’ deficiency of $140,334 at September 30, 2009. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7                      SUBSEQUENT EVENTS

On October 14, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock for cash of $20 ($0.001/share).

On October 16, 2009, the Company entered into stock purchase agreement to issue 5,000 shares of common stock for cash of $5 ($0.001/share).

On October 16, 2009, the Company entered into stock purchase agreement to issue 5,000 shares of common stock for cash of $5 ($0.001/share).

On October 16, 2009, the Company entered into stock purchase agreement to issue 5,000 shares of common stock for cash of $5 ($0.001/share).

On October 16, 2009, the Company entered into stock purchase agreement to issue 10,000 shares of common stock for cash of $10 ($0.001/share).

On October 16, 2009, the Company entered into stock purchase agreement to issue 5,000 shares of common stock for cash of $5 ($0.001/share).

On October 16, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock for cash of $20 ($0.001/share).

On October 16, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock for cash of $20 ($0.001/share).

On October 16, 2009, the Company entered into stock purchase agreement to issue 5,000 shares of common stock for cash of $5 ($0.001/share)

On October 6, 2009, Alpine Venture Associates, LLC loaned the Company $2,300 for legal and accounting expenses for 2009. The loan is non-interest bearing and due on October 6, 2012.

On October 6, 2009, the amount of $2,300 was repaid by the Company to Alpine Alpha 1, Ltd for expenses paid on behalf of Alpine Alpha 3.

In preparing these condensed financial statements, we have evaluated events and transactions for potential recognition or disclosure through October 26, 2009, the date the financial statements were issued.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the third quarter of fiscal 2009.

However, a total of $100,623 of operating expenses were incurred during the nine months ended September 30, 2009, which primarily consists of $9,710 of legal and accounting professional fees and other general and administrative expenses such as rental expenses, related salaries, and business development expenses. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008. As of September 30, 2009, $130,000 was owed to the related party consultant.

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be available.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing.  FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation.  FASB ASC No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105.  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of FASB ASC No. 105 did not have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

(b)      Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ALPINE ALPHA 3, LTD.
(Registrant)

Date: November 16, 2009	By:	/s/ James Hahn
(Signature)
Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)