Form 10-K
period 2009-12-31
Alpine Alpha 3, Ltd.
filed 2010-03-31
CIK 1444185

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
--------------------

FORM 10-K
(Mark One)
--------------------

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

                               Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [X]   No [ ]

Registrant's revenues for its most recent fiscal year. $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  there were 856,478 shares outstanding as of March 30, 2010.

Documents incorporated by reference: None

Alpine Alpha 3, Ltd.

Form 10-K
Fiscal Year Ended December 31, 2009

Table of Contents

PART I	Page

Item 1. Business

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14 Principal Accounting Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules

Signatures

Financial Statements	F-1

PART I

ITEM  1.  BUSINESS.

GENERAL

Alpine Alpha 3, Ltd. (“the Company”) was incorporated on October 31,, 2007 under the laws of the State of Delaware. The Company was formed for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity.

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

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2009.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE

There has been no trading market in the Company's common stock from the Company’s inception through March 30, 2010.

HOLDERS

As of March 30, 2010, there are approximately 416 holders of the Company's common stock.

DIVIDENDS

The Company has not paid any dividends from its inception to date, and has no plans to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM  6. SELECTED FINANCIAL DATA

Not applicable.

ITEM  7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company was originally incorporated on October 31, 2007 under the laws of the State of Delaware.  The Company was initially formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity.

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

Not required.

ITEM 8.   FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA.

The Company 's  financial statements for the years ended December 31, 2009 and 2008, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING    AND FINANCIAL DISCLOSURE.

There are not, and since the inception of the Company there have not been, any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM  9A. CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Mr. James Hahn, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2009. Based on this evaluation, he concluded that, as of December 31, 2009, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls can not and should not be projected to future periods.

Based on management's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Report does not include an attestation report of registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this  Report.

(c)   Changes in Internal Control over Financial Reporting

During the period ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name	Age	Position Held and Tenure
James Hahn	45	Director, President, Chief Executive Officer
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

BIOGRAPHICAL INFORMATION

James Hahn was appointed as our director and officer of the Company on August 1, 2007. Mr. Hahn also serves as the managing partner of Alpine Venture Associates, LLC from 1999 to present.  Mr. Hahn received a bachelor degree of Science in Economics from the University of Pennsylvania in 1985.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. These insiders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5, and the Company’s records, the following table sets forth exceptions to timely filings:

Name	Date of Event Requiring Filing of Form 4	Required Filing Date of Form 4	Date Form 4 to be filed with SEC
James Hahn	10/16/2009 (1)	10/16/2009	To be filed on April 1, 2010

(1) On October 16, 2009, Mr. James Hahn’s family acquired 20,000 shares of the Company’s common stock.

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

		% of Class
Name and address	Number of Shares	Beneficially Owned (1)
Alpine Venture Associates, LLC	66,865	7.81% (1)
PO Box 735, Alpine
New Jersey 07620

James Hahn	137,410 (2)	16.04%
PO Box 735, Alpine
New Jersey 07620

JC Capital Management, Ltd	83,040	9.70%
Qianjiang Building, 18H, Pudong New District,
Shanghai, China, PRC 200122

All Directors and	137,410(2)	16.04%
Executive Officers (1 person)

(1)	Based on 856,478 shares of our common stock outstanding as of March 30, 2010.

(2)
Alpine Venture Associates, LLC is owned and controlled by Mr. James Hahn. Accordingly, the 66,865 shares of common stock owned by Alpine Venture Associates, LLC are deemed also to be beneficially owned by Mr. James Hahn. It also includes (i) 20,445 shares owned by Mr. Hahn’s wife; and (ii) 40,000 shares issued to Mr. Hahn’s family in a private placement on August 18, 2009.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the year ended December 31, 2009, the Company recorded $474 of imputed interest related to shareholder loans payable as an in-kind contribution.

On December 29, 2009, a corporation owned by Mr. James Hahn loaned to the Company $400. The loan is unsecured, non-interest bearing, and due on December 29, 2012.

On December 3, 2009, a corporation owned by Mr. James Hahn loaned to the Company $1,000. The loan is unsecured, non-interest bearing, and due on December 3, 2012.

On October 16, 2009, the Company entered into stock purchase agreement to issue 40,000 shares of common stock for cash of $40 ($0.001/share) to Mr. James Hahn’s family.

On October 6, 2009, a corporation owned by Mr. James Hahn loaned  to the Company $2,300. This loan is unsecured, non-interest bearing and due on October 6, 2012.

On September 21, 2009, Alpine Alpha 1, LTD, which is controlled by Mr. Hahn, paid $2,300 of expenses on behalf of the Company. The amount of $2,300 was repaid by the Company to Alpine Alpha 1, LTD on October 6, 2009.

On May 18, 2009, a corporation owned by Mr. James Hahn loaned the Company $3,272.  This loan is unsecured, non-interest bearing, and due on May 18, 2012.

On February 25, 2009, a corporation owned by Mr. James Hahn loaned the Company $1,025.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.

On February 25, 2009, a corporation owned by Mr. James Hahn loaned  to the Company $83.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.

On February 6, 2009, the Company received $950 from the credit card of Alpine Alpha 1, LTD to assist in paying off expenses. This amount was repaid to the credit card on February 25, 2009.

On September 1, 2008, the Company entered into a consulting agreement with Alpine Venture Associates, LLC, of which James Hahn owns a 50% equity interest and is the president.  The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2009, the $160,000 was owed to Alpine Venture Associates, LLC.

On January 22, 2010, Mr. James Hahn made a loan of $6,000 to the Company.  This loan is unsecured, non-interest bearing, and will be due on January 22, 2013.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company selected Webb & Company, P.A. (“Webb”) as our independent auditor since its inception on October 29, 2007. The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2009 and 2008 by Webb:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2009	December 31, 2008
Audit fees	$ 7,000	$ 6,008.75
Audit-related fees	$--	$--
Tax fees	$500	$ 576.25
Other fees	$--	$--

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our sole director pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, ours sole director does not have records of what percentages of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT
NUMBER	DESCRIPTION

3.1
Certificate of Incorporation.  Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company with the Commission on August 29, 2008 (the “Registration Statement”).

3.2	By-Laws. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

10.1
Consulting Services Agreement between the Company and Alpine Venture Associates dated September 1, 2008. Incorporated by reference to Exhibit 10.2 of the Company’s annual report on Form 10K for the fiscal year 2008.

21.1	Subsidiaries of the Company - None

31.1	Certification of James Hahn pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company 's consolidated financial statements for the years ended December 31, 2009,and 2008 including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpine Alpha 3, Ltd.

Date: March 30, 2010	By:	/s/ James Hahn
James Hahn Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2010	By:	/s/ James Hahn
James Hahn Sole Director

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008.

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2009.

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2009.

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2009.

PAGES	F-6 - F-14	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Alpine Alpha 3, Ltd.
(A Development Stage Company)

We have audited the accompanying balance sheets of Alpine Alpha 3, Ltd. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2009 and 2008 and the period from October 31, 2007 (Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alpine Alpha 3, Ltd. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations and cash flows for the years ended December 31, 2009 and 2008 and the period from October 31, 2007 (Inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with net losses since inception of $215,351, used cash in operations of $30,936 for the period from October 31, 2007 (Inception) to December 31, 2009 and a working capital deficiency and stockholders’ deficiency of $172,463 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 3, 2010

Alpine Alpha 3, LTD
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2009	December 31, 2008

Current Assets
Cash	$42	$77

Assets	$42	$77

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related Party	$160,000	$40,000
Accounts Payable	125	1,000
Total Current Liabilities	160,125	41,000

Long Term Liabilities
Note Payable - Related Party	12,380	4,300

Total Liabilities	172,505	45,300

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 856,478 and 741,133
issued and outstanding, respectively	856	741
Additional paid-in capital	42,032	35,492
Deficit accumulated during the development stage	(215,351)	(81,456)
Total Stockholders' Deficiency	(172,463)	(45,223)

Total Liabilities and Stockholders' Deficiency	$42	$77

See accompanying notes to financial statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Statements of Operations

	For Year End December 31		For the Period from October 31, 2007 (inception) to
	2009	2008	December 31, 2009

Operating Expenses
Professional fees	$12,110	$15,873	$27,983
Consulting expense - related party	120,000	40,000	160,000
General and administrative	1,311	19,852	24,966
Total Operating Expenses	133,421	75,725	212,949

Loss from Operations	(133,421)	(75,725)	(212,949)

Other Expenses
Interest Expense	(474)	(613)	(1,087)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(133,895)	(76,338)	(214,036)

Provision for Income Taxes	-	(795)	(1,315)

NET LOSS	$(133,895)	$(77,133)	$(215,351)

Net Loss Per Share - Basic and Diluted	$(0.17)	$(0.31)

Weighted average number of shares outstanding
during the period - Basic and Diluted	775,051	250,255

See accompanying notes to financial statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the period from October 31, 2007 (Inception) to December 31, 2009

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 31, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 31, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	336,133	336	11,081	-	11,417

Common stock issued for cash	-	-	400,000	400	1,600	-	2,000

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	613	-	613

Net loss for the year ended December 31, 2008	-	-	-	-	-	(77,133)	(77,133)

Balance, December 31, 2008	-	-	741,133	741	35,492	(81,456)	(45,223)

Common stock issued for cash	-	-	115,345	115	5,066	-	5,181

In kind contribution of legal fees	-	-	-	-	1,000	-	1,000

In kind contribution of interest	-	-	-	-	474	-	474

Net loss for the year ended December 31, 2009	-	-	-	-	-	(133,895)	(133,895)

Balalnce, December 31, 2009	-	$-	856,478	$856	$42,032	$(215,351)	$(172,463)

See accompanying notes to financial statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Statements of Cash Flows

	For year ended December 31,		For the Period from October 31, 2007 (Inception) to
	2009	2008	December 31, 2009
Cash Flows From Operating Activities:
Net Loss	$(133,895)	$(77,133)	$(215,351)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,000	18,400	23,005
In-kind contribution of interest	474	613	1,087
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(875)	480	125
Increase in accounts payable - related party	120,000	40,000	160,000
Net Cash Used In Operating Activities	(13,296)	(17,640)	(30,936)

Cash Flows From Financing Activities:
Proceeds from notes payable - Related party	8,080	14,300	22,380
Repayments of notes payable - Related party	-	(10,000)	(10,000)
Proceeds from issuance of common stock	5,181	13,417	18,598
Net Cash Provided by Financing Activities	13,261	17,717	30,978

Net Increase (Decrease) in Cash	(35)	77	42

Cash at Beginning of Period	77	-	-

Cash at End of Period	$42	$77	$42

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$1,315	$-

See accompanying notes to financial statements

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Alpine Alpha 3, LTD (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on October 31, 2007.  The Company was organized to provide business services and financing to emerging growth entities.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009 and December 31, 2008, the Company had no cash equivalents.

(D) Earnings (Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of December 31, 2009 and 2008, there were no common share equivalents outstanding.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	2009	2008

Expected income tax recovery (expense) at the statutory rate of 34%	$(51,268)	$(29,534)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	564	7,280
Change in valuation allowance	50,704	22,254

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	2009	2008

Deferred income tax asset:
Net operating loss carryforwards	$73,233	$22,529
Valuation allowance	(73,233)	(22,529)
Deferred income taxes	$-	$-

As of December 31, 2009, the Company has a net operating loss carryforward of approximately $191,259 available to offset future taxable income through 2029. The valuation allowance at December 31, 2009 was $73,233. The valuation allowance at December 31, 2008 was $22,529. The net change in the valuation allowance for the year ended December 31, 2009 was an increase of $50,704.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

(J) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable - related party, accounts payable, and note payable – related party approximate fair value based on the short-term maturity of these instruments.

NOTE 2	NOTES PAYABLE – RELATED PARTY

On December 29, 2009, a Corporation owned by our president loaned the Company $400. The loan is unsecured, non-interest bearing, and due on December 29, 2012 (See Note 5).

On December 3, 2009, a Corporation owned by our president loaned the Company $1,000. The loan is unsecured, non-interest bearing, and due on December 3, 2012 (See Note 5).

On October 6, 2009, a Corporation owned by our president loaned the Company $2,300. This loan is unsecured, non-interest bearing and due on October 6, 2012 (See Note 5).

On May 18, 2009, a Corporation owned by our president loaned the Company $3,272.  This loan is unsecured, non-interest bearing, and due on May 18, 2012.  (See Note 5)

On February 25, 2009, a Corporation owned by our president loaned the Company $1,025.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5)

On February 25, 2009, a Corporation owned by our president loaned the Company $83.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5)

On May 23, 2008, a Corporation owned by our president loaned the Company $2,300.  This loan is unsecured, non-interest bearing, and due on May 23, 2011 (See Note 5).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On May 8, 2008, on behalf of the Company, a majority shareholder paid expenses aggregating $2,000.  This loan is unsecured, non-interest bearing, and due on May 8, 2011 (See Note 5).

On February 11, 2008, the Company’s president loaned the Company $5,000.  This loan is unsecured, non-interest bearing, and due on February 11, 2011. The loan was repaid on October 28, 2008 (See Note 5).

On January 11, 2008, the Company’s president loaned the Company $5,000. This loan is unsecured, non-interest bearing, and due on February 11, 2011.The loan was repaid on October 28, 2008 (See Note 5).

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

On October 16, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock to a related party for cash of $20 ($0.001/share).

On October 16, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock to a related party for cash of $20 ($0.001/share).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On October 16, 2009, the Company entered into stock purchase agreement to issue 5,000 shares of common stock for cash of $5 ($0.001/share)

On March 12, 2009, the Company entered into stock purchase agreement to issue 20,345 shares of common stock for cash of $5,086 ($0.25/share).

During October 2008, the Company entered into stock purchase agreements to issue a combined 135,771 shares of common stock for cash to various related parties totaling $136 ($0.001/ share).

During October 2008, the Company entered into stock purchase agreements to issue a combined 123,730 shares of common stock for cash to various parties totaling $3,712 ($0.03/ share).

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

In September 2008, the Company entered into stock purchase agreements with 400 investors for 400,000 shares of common stock for cash of $2,000 ($.005 per share).

On January 7, 2008, the Company entered into stock purchase agreements to issue 10,000 shares of common stock for cash of $100 ($0.01/share).

(B) In-Kind Contribution

For the year ended December 31, 2009, the Company recorded additional paid-in capital of $1,000 for the fair value of legal services provided.

For the year ended December 31, 2009, the Company recorded $474 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

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

NOTE 4       COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2009, $160,000 was owed to the related party consultant (See Note 5).

NOTE 5       RELATED PARTY TRANSACTIONS

On December 29, 2009, a Corporation owned by our president loaned the Company $400. The loan is unsecured, non-interest bearing, and due on December 29, 2012 (See Note 2).

On December 3, 2009, a Corporation owned by our president loaned the Company $1,000. The loan is unsecured, non-interest bearing, and due on December 3, 2012 (See Note 2).

On October 16, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock to a related party for cash of $20 ($0.001/share).

On October 16, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock to a related party for cash of $20 ($0.001/share).

On October 6, 2009, a Corporation owned by our president loaned the Company $2,300. This loan is unsecured, non-interest bearing and due on October 6, 2012 (See Note 2).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On September 21, 2009, Alpine Alpha 1, LTD paid $2,300 of expenses on behalf of Alpine Alpha 3, LTD.  This is a related party transaction.  The amount of $2,300 was repaid by Alpine Alpha 3, Ltd to Alpine Alpha 1, LTD on October 6, 2009.

On May 18, 2009, a Corporation owned by our president loaned the Company $3,272.  This loan is unsecured, non-interest bearing, and due on May 18, 2012 (See Note 2).

On February 25, 2009, a Corporation owned by our president loaned the Company $1,025.  This loan is unsecured, non-interest bearing, and due on February 25, 2012  (See Note 2).

On February 25, 2009, a Corporation owned by our president loaned the Company $83.  This loan is unsecured, non-interest bearing, and due on February 25, 2012. (See Note 2).

On February 6, 2009, the Company received $950 from Alpine Alpha 1, LTD credit card to assist in paying off expenses.  This is a related party transaction.  This amount was repaid to the credit card on February 25, 2009.

For the year ended December 31, 2009, the Company recorded $474 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2009, the $160,000 was owed to the related party consultant (See Note 4).

On May 23, 2008, a Corporation owned by our president loaned the Company $2,300.  This loan is unsecured, non-interest bearing, and due on May 23, 2011 (See Note 2).

On May 8, 2008 on behalf of the Company, a majority shareholder paid expenses aggregating $2,000.  This loan is unsecured, non-interest bearing, and due on May 8, 2011 (See Note 2).

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
AS OF DECEMBER 31, 2009 AND 2008

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

NOTE 6        GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $251,351 and used cash in operation of $30,936 during the period from October 31, 2007 (inception) to December 31, 2009. In addition, the Company has a working capital deficiency of $160,083 and a stockholders’ deficiency of $172,463 as of December 31, 2009. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7        SUBSEQUENT EVENT

On January 22, 2010 the Company’s president loaned the Company $6,000.  This loan is unsecured, non-interest bearing, and due on January 22, 2013.