Form 10-Q
period 2010-03-31
Alpine Alpha 3, Ltd.
filed 2010-05-17
CIK 1444185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............
Commission File Number 000-53397

Alpine Alpha 3, Ltd.
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware -------------------------------------------------------------------	75-3264747 -------------------------------------------------------------------
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

PO Box 735, Alpine, New Jersey 07620
-------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

(917) 915-8857
-----------------------------------------------------------------------
(Registrant's telephone number, including area code)

N/A
-----------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 856,478 shares outstanding as of May 17, 2010.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND AS OF DECEMBER 31, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGES	5 – 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)

Current Assets
Cash	$5,901	$42

Assets	$5,901	$42

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related Party	$190,000	$160,000
Accounts Payable	4,900	125
Total Current Liabilities	194,900	160,125

Long Term Liabilities
Note Payable - Related Party	18,380	12,380

Total Liabilities	213,280	172,505

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 856,478 and 856,478
issued and outstanding, respectively	856	856
Additional paid-in capital	42,782	42,032
Deficit accumulated during the development stage	(251,017)	(215,351)
Total Stockholders' Deficiency	(207,379)	(172,463)

Total Liabilities and Stockholders' Deficiency	$5,901	$42

See Accompanying Notes to
Condensed Unaudited Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended March 31		For the Period from October 29, 2007 (inception) to
	2010	2009	March 31, 2010

Operating Expenses
Professional fees	$5,400	$4,910	$33,383
Consulting expense - related party	30,000	30,000	190,000
General and administrative	16	738	$24,982
Total Operating Expenses	35,416	35,648	248,365

Loss from Operations	(35,416)	(35,648)	(248,365)

Other Expenses
Interest Expense	(250)	(145)	(1,337)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(35,666)	(35,793)	(249,702)

Provision for Income Taxes	-	-	(1,315)

NET LOSS	$(35,666)	$(35,793)	$(251,017)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.05)

Weighted average number of shares outstanding
during the period - Basic and Diluted	856,478	745,248

See Accompanying Notes to
Condensed Unaudited Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to March 31, 2010
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	336,133	336	11,081	-	11,417

Common stock issued for cash	-	-	400,000	400	1,600	-	2,000

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	613	-	613

Net loss for the year ended December 31, 2008	-	-	-	-	-	(77,133)	(77,133)

Balance, December 31, 2008	-	-	741,133	741	35,492	(81,456)	(45,223)

Common stock issued for cash	-	-	115,345	115	5,066	-	5,181

In kind contribution of legal fees	-	-	-	-	1,000	-	1,000

In kind contribution of interest	-	-	-	-	474	-	474

Net loss for the year ended December 31, 2009	-	-	-	-	-	(133,895)	(133,895)

Balance, December 31, 2009	-	-	856,478	856	42,032	(215,351)	(172,463)

In kind contribution of legal fees	-	-	-	-	500	-	500

In kind contribution of interest	-	-	-	-	250	-	250

Net loss for the period ended March 31, 2010	-	-	-	-	-	(35,666)	(35,666)

Balance, March 31, 2010	-	$-	856,478	$856	$42,782	$(251,017)	$(207,379)

See Accompanying Notes to
Condensed Unaudited Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For The Three Months Ended March 31,		For the Period from October 29, 2007 (Inception) to
	2010	2009	March 31, 2010

Cash Flows From Operating Activities:
Net Loss	$(35,666)	$(35,793)	$(251,017)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services from president	-	-	22,005
In-kind contribution of legal services	500	-	1,500
In-kind contribution of interest	250	70	1,337
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	4,775	3,903	4,900
Increase in accounts payable - related party	30,000	30,000	190,000
Net Cash Used In Operating Activities	(141)	(1,820)	(31,077)

Cash Flows From Financing Activities:
Proceeds from loan payable - Related party	6,000	2,057	28,380
Repayments of notes payable - Related party	-	(950)	(10,000)
Proceeds from issuance of common stock	-	5,086	18,598
Net Cash Provided by Financing Activities	6,000	6,193	36,978

Net Increase in Cash	5,859	4,373	5,901

Cash at Beginning of Period	42	77	-

Cash at End of Period	$5,901	$4,450	$5,901

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See Accompanying Notes to
Condensed Unaudited Financial Statements

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2010 and 2009, there were no common share equivalents outstanding.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

(H)Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

(I)Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable related party, accounts payable, and note payable – related party approximate fair value based on the short-term maturity of these instruments.

NOTES PAYABLE – RELATED PARTY

On January 22, 2010 a Corporation owned by the president loaned the Company $6,000.  This loan is unsecured, non-interest bearing, and due on January 22, 2013 (See Note 5).

In December 29, 2009, a Corporation owned by the president loaned the Company $400. The loan is unsecured, non-interest bearing, and due on December 29, 2012 (See Note 5).

On December 3, 2009, a Corporation owned by the president loaned the Company $1,000. The loan is unsecured, non-interest bearing, and due on December 3, 2012 (See Note 5).

On October 6, 2009, a Corporation owned by the president loaned the Company $2,300. This loan is unsecured, non-interest bearing and due on October 6, 2012 (See Note 5).

On May 18, 2009 a Corporation owned by the president loaned the Company $3,272.  This loan is unsecured, non-interest bearing, and due on May 18, 2012.  (See Note 5)

On February 25, 2009 a Corporation owned by the president loaned the Company $1,025.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5)

On February 25, 2009 a Corporation owned by the president loaned the Company $83.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5)

On May 23, 2008, a Corporation owned by the president loaned the Company $2,300.  This loan is unsecured, non-interest bearing, and due on May 23, 2011 (See Note 5).

On May 8, 2008, a Corporation owned by the president paid expenses aggregating $2,000.  This loan is unsecured, non-interest bearing, and due on May 8, 2011 (See Note 5).

On February 11, 2008, a Corporation owned by the president loaned the Company $5,000.  This loan is unsecured, non-interest bearing, and due on February 11, 2011. The loan was repaid on October 28, 2008 (See Note 5).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

On January 11, 2008, a Corporation owned by the president loaned the Company $5,000. This loan is unsecured, non-interest bearing, and due on February 11, 2011 .The loan was repaid on October 28, 2008 (See Note 5).

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

On October 16, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock to a related party for cash of $20 ($0.001/share) (See Note 5).

On October 16, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock to a related party for cash of $20 ($0.001/share) (See Note 5).

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
MARCH 31, 2010
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

(B) In-Kind Contribution

For the period ended March 31, 2010, the Company recorded additional-paid-in-capital of $500 for the fair value of legal services provided.

For the period ended March 31, 2010, the Company recorded $250 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

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
MARCH 31, 2010
(UNAUDITED)

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

NOTE 4                 COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of March 31, 2010, $190,000 was owed to the related party consultant (See Note 5).

NOTE 5                 RELATED PARTY TRANSACTIONS

On January 22, 2010 a Corporation owned by the president loaned the Company $6,000. This loan is unsecured, non-interest bearing, and due on January 22, 2013 (See Note 2).

For the three months ended March 31, 2010, the Company recorded $250 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

For the year ended December 31, 2009, the Company recorded $474 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

On December 29, 2009, a Corporation owned by the president loaned the Company $400. The loan is unsecured, non-interest bearing, and due on December 29, 2012 (See Note 2).

On December 3, 2009, a Corporation owned by the president loaned the Company $1,000. The loan is unsecured, non-interest bearing, and due on December 3, 2012 (See Note 2).

On October 16, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock to a related party for cash of $20 ($0.001/share) (See Note 3(A)).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

On October 16, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock to a related party for cash of $20 ($0.001/share) (See Note 3(A)).

On October 6, 2009, a Corporation owned by the president loaned the Company $2,300. This loan is unsecured, non-interest bearing and due on October 6, 2012 (See Note 2).

On September 21, 2009, Alpine Alpha 1, LTD paid $2,300 of expenses on behalf of Alpine Alpha 3, LTD.  This is a related party transaction.  The amount of $2,300 was repaid by Alpine Alpha 3, Ltd to Alpine Alpha 1, LTD on October 6, 2009.

On May 18, 2009 a Corporation owned by the president loaned the Company $3,272.  This loan is unsecured, non-interest bearing, and due on May 18, 2012 (See Note 2).

On February 25, 2009 a Corporation owned by the president loaned the Company $1,025.  This loan is unsecured, non-interest bearing, and due on February 25, 2012  (See Note 2).

On February 25, 2009 a Corporation owned by the president loaned the Company $83.  This loan is unsecured, non-interest bearing, and due on February 25, 2012. (See Note 2).

On February 6, 2009, the Company received $950 from Alpine Alpha 1, LTD credit card to assist in paying off expenses.  This is a related party transaction.  This amount was repaid to the credit card on February 25, 2009.

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of March 31, 2010, the $190,000 was owed to the related party consultant (See Note 4).

On May 23, 2008 a Corporation owned by the president loaned the Company $2,300.  This loan is unsecured, non-interest bearing, and due on May 23, 2011 (See Note 2).

On May 8, 2008  a Corporation owned by the president paid expenses aggregating $2,000.  This loan is unsecured, non-interest bearing, and due on May 8, 2011 (See Note 2).

On February 11, 2008 a Corporation owned by the president loaned the Company $5,000. This loan is unsecured, non-interest bearing, and due on February 11, 2011. The loan was repaid on October 28, 2008 (See Note 2).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

On January 11, 2008 a Corporation owned by the president loaned the Company $5,000. This loan is unsecured, non-interest bearing, and due on February 11, 2011.  The loan was repaid on October 28, 2008 (See Note 2).

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

NOTE 6                 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $251,017 and used cash in operation of $31,077 during the period from October 29, 2007 (inception) to March 31, 2010. In addition, the Company has a working capital deficiency of $188,999 and a stockholders’ deficiency of $207,379 as of March 31, 2010. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7                 SUBSEQUENT EVENTS

On April 5, 2010, a Corporation owned by the president loaned the Company $600. This loan is unsecured, non-interest bearing and due on April 5, 2013.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the first quarter of year 2010.

However, a total of $35,416 of operating expenses were incurred during the three months ended March 31, 2010, which primarily consists of $5,400 of legal and accounting professional fees and other general and administrative expenses such as rental expenses, related salaries, and business development expenses. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008. As of March 31, 2010, $190,000 was owed to such related party consultant.

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

RECENT ACCOUNTING PRONOUNCEMENT

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

OFF-BALANCE SHEET ARRANGEMENT

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

Not applicable.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Removed and Reserved

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

Date: May 17, 2010

                  By: /s/ James Hahn
(Signature)
Chief Executive Officer and President
(principal executive officer) &
Chief Financial Officer (principal
financial officer and principal accounting officer)