Form 10-Q
period 2010-06-30
Alpine Alpha 3, Ltd.
filed 2010-08-12
CIK 1444185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [   ]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 856,478 shares outstanding as of August 9, 2010.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND AS OF DECEMBER 31, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGES	5 – 13	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed  Balance Sheets

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)

Current Assets
Cash	$2,152	$42
Prepaid Expenses	450	-

Assets	$2,602	$42

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related party	$220,000	$160,000
Accounts Payable	-	125
Total Current Liabilities	220,000	160,125

Long Term Liabilities
Note Payable - Related party	22,280	12,380

Total Liabilities	242,280	172,505

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 856,478 and 856,478
issued and outstanding, respectively	856	856
Additional paid-in capital	43,580	42,032
Deficit accumulated during the development stage	(284,114)	(215,351)
Total Stockholders' Deficiency	(239,678)	(172,463)

Total Liabilities and Stockholders' Deficiency	$2,602	$42

See accompanying notes to condensed unaudited financial statements.

Alpine Alpha 3, LTD
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from October 31, 2007
	2010	2009	2010	2009	(inception) to June 30, 2010

Operating Expenses
Professional fees	$2,600	$2,152	$8,000	$7,310	$35,983
Consulting expense - Related party	30,000	30,000	60,000	60,000	220,000
General and administrative	198	-	214	490	$25,180
Total Operating Expenses	32,798	32,152	68,214	67,800	281,163

Loss from Operations	(32,798)	(32,152)	(68,214)	(67,800)	(281,163)

Other Expenses
Interest Expense	(299)	(104)	(549)	(249)	(1,636)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(33,097)	(32,256)	(68,763)	(68,049)	(282,799)

Provision for Income Taxes	-	-	-	-	(1,315)

NET LOSS	$(33,097)	$(32,256)	$(68,763)	$(68,049)	$(284,114)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.04)	$(0.08)	$(0.09)

Weighted average number of shares outstanding
during the period - Basic and Diluted	856,478	761,478	856,478	753,453

See accompanying notes to condensed unaudited financial statements.

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from October 31, 2007 (Inception) to June 30, 2010
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	336,133	336	11,081	-	11,417

Common stock issued for cash	-	-	400,000	400	1,600	-	2,000

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	613	-	613

Net loss for the year ended December 31, 2008	-	-	-	-	-	(77,133)	(77,133)

Balance, December 31, 2008	-	-	741,133	741	35,492	(81,456)	(45,223)

Common stock issued for cash	-	-	115,345	115	5,066	-	5,181

In kind contribution of legal fees	-	-	-	-	1,000	-	1,000

In kind contribution of interest	-	-	-	-	474	-	474

Net loss for the year ended December 31, 2009	-	-	-	-	-	(133,895)	(133,895)

Balance, December 31, 2009	-	-	856,478	856	42,032	(215,351)	(172,463)

In kind contribution of legal fees	-	-	-	-	1,000	-	1,000

In kind contribution of interest	-	-	-	-	548	-	548

Net loss for the six month period ended June 30, 2010	-	-	-	-	-	(68,763)	(68,763)

Balance, June 30, 2010	-	$-	856,478	$856	$43,580	$(284,114)	$(239,678)

See accompanying notes to condensed unaudited financial statements.

Alpine Alpha 3, LTD
(A Development Stage Company)
 Condensed Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,		For the Period from October 31, 2007
	2010	2009	(Inception) to June 30, 2010

Cash Flows From Operating Activities:
Net Loss	$(68,763)	$(68,049)	$(284,114)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services from president	-	-	22,005
In-kind contribution of legal services	1,000	-	2,000
In-kind contribution of interest	548	174	1,635
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Increase in prepaid expenses	(450)	(1,200)	(450)
Increase in accounts payable and accrued expenses	(125)	500	-
Increase in accounts payable - Related party	60,000	60,000	220,000
Net Cash Used In Operating Activities	(7,790)	(8,575)	(38,726)

Cash Flows From Financing Activities:
Proceeds from loan payable - Related party	9,900	5,329	35,530
Repayments of notes payable - Related party	-	(950)	(13,250)
Proceeds from issuance of common stock	-	5,086	18,598
Net Cash Provided by Financing Activities	9,900	9,465	40,878

Net Increase in Cash	2,110	890	2,152

Cash at Beginning of Period	42	77	-

Cash at End of Period	$2,152	$967	$2,152

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See accompanying notes to condensed unaudited financial statements.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of June 30, 2010 and 2009, there were no common share equivalents outstanding.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
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

(H) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable related party, accounts payable, and note payable – related party approximate fair value based on the short-term maturity of these instruments.

(I) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2	NOTES PAYABLE – RELATED PARTY

On June 1, 2010 a Corporation owned by the president loaned the Company $3,300.  This loan is unsecured, non-interest bearing, and due on June 1, 2013 (See Note 5).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

On April 5, 2010, a Corporation owned by the president loaned the Company $600. This loan is unsecured, non-interest bearing and due on April 5, 2013 (See Note 5).

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

On September 21, 2009, Alpine Alpha 1, LTD paid $2,300 of expenses on behalf of Alpine Alpha 3, LTD.  This is a related party transaction.  The amount of $2,300 was repaid by Alpine Alpha 3, Ltd to Alpine Alpha 1, LTD on October 6, 2009 (See Note 5).

On May 18, 2009 a Corporation owned by the president loaned the Company $3,272.  This loan is unsecured, non-interest bearing, and due on May 18, 2012.  (See Note 5)

On February 25, 2009 a Corporation owned by the president loaned the Company $1,025.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5)

On February 25, 2009 a Corporation owned by the president loaned the Company $83.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5)

On February 6, 2009, the Company received $950 from Alpine Alpha 1, LTD credit card to assist in paying off expenses.  This is a related party transaction.  This amount was repaid to the credit card on February 25, 2009 (See Note 5).

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
JUNE 30, 2010
(UNAUDITED)

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
JUNE 30, 2010
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

(B) In-Kind Contribution

For the six months ended June 30, 2010, the Company recorded additional-paid-in-capital of $1,000 for the fair value of legal services provided.

For the six months ended June 30, 2010, the Company recorded $548 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

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
JUNE 30, 2010
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

NOTE 4                   COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of June 30, 2010, $220,000 was owed to the related party consultant (See Note 5).

NOTE 5                   RELATED PARTY TRANSACTIONS

On June 1, 2010 a Corporation owned by the president loaned the Company $3,300.  This loan is unsecured, non-interest bearing, and due on June 1, 2013 (See Note 2).

On April 5, 2010, a Corporation owned by the president loaned the Company $600. This loan is unsecured, non-interest bearing and due on April 5, 2013 (See Note 2).

On January 22, 2010 a Corporation owned by the president loaned the Company $6,000. This loan is unsecured, non-interest bearing, and due on January 22, 2013 (See Note 2).

For the six months ended June 30, 2010, the Company recorded $548 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

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
JUNE 30, 2010
(UNAUDITED)

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

On September 21, 2009, Alpine Alpha 1, LTD paid $2,300 of expenses on behalf of Alpine Alpha 3, LTD.  This is a related party transaction.  The amount of $2,300 was repaid by Alpine Alpha 3, Ltd to Alpine Alpha 1, LTD on October 6, 2009 (See Note 2).

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

On February 6, 2009, the Company received $950 from Alpine Alpha 1, LTD credit card to assist in paying off expenses.  This is a related party transaction.  This amount was repaid to the credit card on February 25, 2009 (See Note 2).

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of June 30, 2010, the $220,000 was owed to the related party consultant (See Note 4).

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
JUNE 30, 2010
(UNAUDITED)

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

NOTE 6                   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $284,114 and used cash in operation of $38,726 during the period from October 31, 2007 (inception) to June 30, 2010. In addition, the Company has a working capital deficiency of $217,398 and a stockholders’ deficiency of $239,678 as of June 30, 2010. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item  2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

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

GENERAL

Alpine Alpha 3, Ltd. (“the Company”) was incorporated on October 31, 2007 under the laws of the State of Delaware. As a “blank check” entity, the current purpose of the Company is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation.  The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the second quarter of year 2010.

However, a total of $68,214 of operating expenses were incurred during the six months ended June 30, 2010, which primarily consists of $8,000 of legal and accounting professional fees and other general and administrative expenses such as related salary and business development expenses. On June 1, 2010, Alpine Venture Associates, LLC, which is owned by Mr. James Hahn, our President, CEO and CFO, loaned $3,300 to the Company on an unsecured, non-interest basis and will be due on June 1, 2013. On April 5, 2010, Alpine Venture Associates, LLC,  which is owned by Mr. Hahn, loaned $600 to the Company on an unsecured, non-interest basis and will be due on April 5, 2013. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008. As of June 30, 2010, $220,000 was owed to such related party consultant.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our condensed results of operations, financial position or liquidity for the periods presented in this report.

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

(b)      Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ALPINE ALPHA 3, LTD. (Registrant)

Date: August 9, 2010	By:	/s/ James Hahn
(Signature)
Chief Executive Officer and President (principal executive officer) &
Chief Financial Officer (principal financial officer and principal accounting officer)