Form 10-Q
period 2010-09-30
Alpine Alpha 3, Ltd.
filed 2010-11-04
CIK 1444185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ..............to...............

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 1,856,478 shares outstanding as of November 03, 2010.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND AS OF DECEMBER 31, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 29, 2007 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED).

PAGES	5 – 13	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)

Current Assets
Cash	$3,655	$42
Prepaid Expenses	300	-

Assets	$3,955	$42

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related party	$250,000	$160,000
Accounts Payable	-	125
Note Payable - Related party	5,325	-
Total Current Liabilities	255,325	160,125

Long Term Liabilities
Note Payable - Related party	19,955	12,380

Total Liabilities	275,280	172,505

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 1,856,478 and 856,478
issued and outstanding, respectively	1,856	856
Additional paid-in capital	44,434	42,032
Deficit accumulated during the development stage	(317,615)	(215,351)
Total Stockholders' Deficiency	(271,325)	(172,463)

Total Liabilities and Stockholders' Deficiency	$3,955	$42

See accompanying notes to condensed unaudited financial statements.

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period from
	For The Three Months		For the Nine Months		October 29, 2007
	Ended September 30,		Ended September 30,		(Inception) to
	2010	2009	2010	2009	September 30, 2010

Operating Expenses
Professional fees	$2,600	$2,400	$10,600	$9,710	$38,583
Consulting expense - Related party	30,000	30,000	90,000	90,000	250,000
General and administrative	548	423	762	913	$25,728
Total Operating Expenses	33,148	32,823	101,362	100,623	314,311

Loss from Operations	(33,148)	(32,823)	(101,362)	(100,623)	(314,311)

Other Expenses
Interest Expense	(353)	(131)	(902)	(380)	(1,989)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(33,501)	(32,954)	(102,264)	(101,003)	(316,300)

Provision for Income Taxes	-	-	-	-	(1,315)

NET LOSS	$(33,501)	$(32,954)	$(102,264)	$(101,003)	$(317,615)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.04)	$(0.11)	$(0.13)

Weighted average number of shares outstanding
during the period - Basic and Diluted	1,197,137	761,478	970,449	756,167

See accompanying notes to condensed unaudited financial statements.

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from October 29, 2007 (Inception) to September 30, 2010
(Unaudited)

						Deficit
						accumulated
					Additional	during	Total
	Preferred Stock		Common stock		paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 29, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	336,133	336	11,081	-	11,417

Common stock issued for cash	-	-	400,000	400	1,600	-	2,000

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	613	-	613

Net loss for the year ended December 31, 2008	-	-	-	-	-	(77,133)	(77,133)

Balance, December 31, 2008	-	-	741,133	741	35,492	(81,456)	(45,223)

Common stock issued for cash	-	-	115,345	115	5,066	-	5,181

In kind contribution of legal fees	-	-	-	-	1,000	-	1,000

In kind contribution of interest	-	-	-	-	474	-	474

Net loss for the year ended December 31, 2009	-	-	-	-	-	(133,895)	(133,895)

Balance, December 31, 2009	-	-	856,478	856	42,032	(215,351)	(172,463)

Common stock issued for cash	-	-	1,000,000	1,000	-	-	1,000

In kind contribution of legal fees	-	-	-	-	1,500	-	1,500

In kind contribution of interest	-	-	-	-	902	-	902

Net loss for the nine month period ended September 30, 2010	-	-	-	-	-	(102,264)	(102,264)

Balance, September 30, 2010	-	$-	1,856,478	$1,856	$44,434	$(317,615)	$(271,325)

See accompanying notes to condensed unaudited financial statements.

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,		For the Period from October 29, 2007
	2010	2009	(Inception) to September 30, 2010

Cash Flows From Operating Activities:
Net Loss	$(102,264)	$(101,003)	$(317,615)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services from president	-	-	22,005
In-kind contribution of legal services	1,500	500	2,500
In-kind contribution of interest	902	306	1,989
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Increase in prepaid expenses	(300)	(150)	(300)
Increase (Decrease) in accounts payable and accrued expenses	(125)	89,000	-
Increase in accounts payable - Related party	90,000	-	250,000
Net Cash Used In Operating Activities	(10,287)	(11,347)	(41,223)

Cash Flows From Financing Activities:
Proceeds from loan payable - Related party	12,900	2,300	38,530
Proceeds from notes payable - Related party	-	4,379	-
Repayments of notes payable - Related party	-	-	(13,250)
Proceeds from issuance of common stock	1,000	5,086	19,598
Net Cash Provided by Financing Activities	13,900	11,765	44,878

Net Increase in Cash	3,613	418	3,655

Cash at Beginning of Period	42	77	-

Cash at End of Period	$3,655	$495	$3,655

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See accompanying notes to condensed unaudited financial statements.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of September 30, 2010 and 2009, there were no common share equivalents outstanding.

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
SEPTEMBER 30, 2010
(UNAUDITED)

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

(H)Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable related party, accounts payable, and note payable – related party approximate fair value based on the short-term maturity of these instruments.

(I)Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2	NOTES PAYABLE – RELATED PARTY

On August 27, 2010 a Corporation owned by the president loaned the Company $3,000.  This loan is unsecured, non-interest bearing, and due on August 27, 2013 (See Note 5).

On June 1, 2010 a Corporation owned by the president loaned the Company $3,300.  This loan is unsecured, non-interest bearing, and due on June 1, 2013 (See Note 5).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
SEPTEMBER 30, 2010
(UNAUDITED)

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

On August 30, 2010, the Company entered into stock purchase agreements to issue a 1,000,000 shares of common stock for cash to a related party for $1,000 ($0.001/ share) (See Note 5).

On August 10, 2010, a related party entered into a agreement with a consultant to arrange 400 original shareholders of the Company to sell 900 shares of common stock each to the related party for cash of $360 ($.001/share).  This is a private transaction and does not affect the equity of the Company.

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
SEPTEMBER 30, 2010
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

(B) In-Kind Contribution

For the nine months ended September 30, 2010, the Company recorded additional-paid-in-capital of $1,500 for the fair value of legal services provided.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

For the nine months ended September 30, 2010, the Company recorded $902 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

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

NOTE 4                   COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of September 30, 2010, $250,000 was owed to the related party consultant (See Note 5).

NOTE 5                   RELATED PARTY TRANSACTIONS

On August 30, 2010, the Company entered into stock purchase agreement to issue 1,000,000 shares of common stock to a related party for cash of $1,000 ($0.001/share) (See Note 3(A)).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

On August 27, 2010 a Corporation owned by the president loaned the Company $3,000. This loan is unsecured, non-interest bearing, and due on August 27, 2013 (See Note 2).

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

For the nine months ended September 30, 2010, the Company recorded $902 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

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
SEPTEMBER 30, 2010
(UNAUDITED)

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

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of September 30, 2010, the $250,000 was owed to the related party consultant (See Note 4).

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
SEPTEMBER 30, 2010
(UNAUDITED)

As of December 31, 2007, the shareholder of the Company paid $198 of the Company’s expenses. The transaction was treated as an in kind contribution of expenses and charged to additional paid in capital (See Note 3(B)).

On November 1, 2007, the Company issued 5,000 shares of common stock to its founders having a fair value of $5 ($0.001/share) in exchange for services provided (See Note 3(C)).

NOTE 6                   GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $317,615 and used cash in operation of $41,223 during the period from October 29, 2007 (inception) to September 30, 2010. In addition, the Company has a working capital deficiency of $251,370 and a stockholders’ deficiency of $271,325 as of September 30, 2010. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the third quarter of 2010.

However, a total of $101,362 of operating expenses were incurred during the nine months ended September 30, 2010, which primarily consists of $10,600 of legal and accounting professional fees and other general and administrative expenses such as related party salary and business development expenses. On August 27, 2010, Alpine Venture Associates, LLC which is owned by Mr. James Hahn, our President, CEO and CFO, loaned the Company $3,000 on an unsecured, non-interest bearing basis and will be due on August 27, 2013. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008. As of September 30, 2010, $250,000 was owed to such related party consultant.

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2010, the Company entered into a Stock Subscription Agreement with Alpine Venture Associates, LLC, pursuant to which the Company issued a total of  1,000,000 shares of common stock, for cash purchase price of $ 1,000 at $0.001 per share. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for an exemption from registration of these shares and no underwriter was used in this transaction.

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

ALPINE ALPHA 3, LTD.
(Registrant)

Date: November 03, 2010	By:	/s/ James Hahn
(Signature)
Chief Executive Officer and President
(principal executive officer) &
Chief Financial Officer (principal
financial officer and principal accounting officer)