Form 10-K
period 2010-12-31
Alpine Alpha 3, Ltd.
filed 2011-03-24
CIK 1444185

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
--------------------

FORM 10-K
(Mark One)
--------------------

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

                                                                          OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-53397

Alpine Alpha 3, Ltd.
(Exact name of registrant as specified in its charter)

Delaware	75-3264750
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No.)

PO Box 735, Alpine, New Jersey	07620
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   N/A

There were 2,856,478 shares outstanding as of March 24, 2011.

Documents incorporated by reference: None.

Alpine Alpha 3, Ltd.

Form 10-K
Fiscal Year Ended December 31, 2010

i

PART I

ITEM  1.  BUSINESS

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

The Company's search will be directed towards targets that are small and medium-sized enterprises, which have a desire to become public corporations. In addition, these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify their shares for trading on NASDAQ or on an exchange such as the NYSE American Equities (see the subsection of this Item 1 called “Investigation and Selection of Business Opportunities”).  The Company anticipates that the business opportunities presented to it will either be companies (i)  in the process of formation, or which have been recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii)  in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; or (iv) which have other similar characteristics.  The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

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

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See the section of Item 7 of this Form 10-K called “Management”).  Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee.  Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid.  However, due to the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

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
*   whether, following the business combination, the financial condition of the company would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Commission (See the subsection of Item 1A called “Risk Factors - Regulation of Penny Stocks”);
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

EMPLOYEES

The Company currently has no full-time employees. James Hahn, the sole director, President and Chief Executive Officer performs part-time services for the Company as an officer and director. Management of the Company expects to use consultants (including affiliates of James Hahn), attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.  The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

ITEM 1A. RISK FACTORS

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

The Company’s limited operating history makes its potential difficult to assess.

The Company has limited assets or financial resources.  The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This will most likely result in the Company incurring a net operating loss which may increase continuously until the Company can consummate a business combination with a target company.  There is no assurance that the Company can identify such a target company and consummate such a business combination.

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

Because management consists of only one person, while seeking a business combination, James Hahn, the President of the Company, will be the only person responsible for conducting the day-to-day operations of the Company.  It is possible that, from time to time, the inability of Mr. Hahn to devote his full time attention to the Company will cause the Company to lose an opportunity. Moreover, the Company does not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company.  Mr. Hahn anticipates devoting only a limited amount of time per month to the business of the Company.  Mr. Hahn has not entered into a written employment agreement with the Company and he is not expected to do so.  The Company does not anticipate obtaining key man life insurance on Mr. Hahn.  The loss of the services of Mr. Hahn would adversely affect development of the Company's business and its likelihood of continuing operations.

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

The Company lacks market research and a marketing organization, which deficiency could materially adversely affect its ability to compete for or evaluate business opportunities.

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

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America.  In such event, the Company may face the significant additional risks associated with doing business in that country.  In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

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

ITEM  2.   PROPERTIES

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

ITEM  3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM  4. [REMOVED AND RESERVED]

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE

There has been no trading market in the Company's common stock from the Company’s inception through March 24, 2011.

HOLDERS

As of March 24, 2011, there are approximately 416 holders of the Company's common stock.

DIVIDENDS

The Company has not paid any dividends from its inception to date, and has no plans to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

On January 30, 2011, the Company entered into an agreement with Alpine Venture Associates, LLC (the “Consultant”) to terminate certain Consulting Agreement dated September 1, 2008. Pursuant to such agreement, the Company issued 1,000,000 shares of Common Stock to Consultant in consideration of all unpaid amount of $314,279.24 owed to the Consultant as of the date therein.

The above referenced securities of the Company are being issued as private placement exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), provided by Section 4(2) of the Act, Regulation D and/or Regulation S promulgated thereunder.

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

The Company will not restrict its search to any specific kind of firm, but may acquire a company, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence.  The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.  The Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.   FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

The Company 's financial statements for the years ended December 31, 2010 and 2009, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not, and since the inception of the Company there have not been, any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM  9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of the Company's sole director and executive officer are as follows:

Name	Age	Position Held and Tenure
James Hahn	46	Director, President, Chief Executive Officer
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

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company, except as described in Item 11.“Executive Compensation.” Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them.  It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders.  Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

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

Name	Date of Event Requiring Filing of Form 4	Required Filing Date of Form 4	Date Form 4 to be filed with SEC
James Hahn	08/30/2010 (1)	08/30/2010	Filed on March 21, 2011

(1) On August 30, 2010, Alpine Venture Associates, LLC, of which Mr. James Hahn owns a 50% equity interest and is the president,  acquired 1,000,000 shares of the Company’s common stock for $1,000.

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

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) by each director and executive officer of the Company; and (iii) by all executive officer and directors of the Company as a group as of the date of this Annual Report on Form 10-K.  Each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned.

		% of Class
Name and address	Number of Shares	Beneficially Owned (1)
Alpine Venture Associates, LLC	2,066,865	72.36% (1)
PO Box 735, Alpine
New Jersey 07620

James Hahn	2,137,410 (2)	74.83%
PO Box 735, Alpine
New Jersey 07620

JC Capital Management, Ltd	83,040	2.91%
Qianjiang Building, 18H, Pudong New District,
Shanghai, China, PRC 200122

All Directors and	2,137,410(2)	74.83%
Executive Officers (1 person)

(1)	Based on 2,856,478 shares of our common stock outstanding as of March 24, 2011.

(2)
Alpine Venture Associates, LLC is owned and controlled by Mr. James Hahn. Accordingly, the 2,066,865 shares of common stock owned by Alpine Venture Associates, LLC are deemed also to be beneficially owned by Mr. James Hahn. It also includes (i) 20,445 shares owned by Mr. Hahn’s wife; (ii) 40,000 shares issued to Mr. Hahn's family in a private placement on August 18, 2009; and (iii) 10,100 shares owned by Mr. Hahn personally.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2010, the Company recorded $1,285 of imputed interest related to shareholder loans payable as in-kind contribution.

On August 30, 2010, for cash of $1,000 at the price of $0.001 per share, the Company entered into stock purchase agreement to issue 1,000,000 shares of common stock to Alpine Venture Associates, LLC (hereinafter, “AVA”) of which James Hahn owns a 50% equity interest and is the president.

On August 27, 2010, AVA loaned the Company $3,000. This loan is unsecured, non-interest bearing, and due on August 27, 2013.

On June 1, 2010, AVA loaned the Company $3,300. This loan is unsecured, non-interest bearing, and due on June 1, 2013.

On April 5, 2010, AVA loaned the Company $600. This loan is unsecured, non-interest bearing and due on April 5, 2013.

On January 22, 2010, AVA loaned the Company $6,000. This loan is unsecured, non-interest bearing, and due on January 22, 2013.

On September 1, 2008, the Company entered into a consulting agreement with Alpine Venture Associates, LLC, where the Company is required to pay $10,000 a month as the compensation for AVA’s services (the “Consulting Agreement”). The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2010, $280,000 was owed to AVA. On January 30, 2011, the Company entered into an agreement with AVA to terminate the Consulting Agreement. Pursuant to such agreement, the Company issued 1,000,000 shares of Common Stock to AVA in consideration of all unpaid amount of $314,279.24, including the compensation and loans owed to AVA as of the date therein.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company selected Webb & Company, P.A. (“Webb”) as our independent auditor since its inception on October 29, 2007. The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2010 and 2009 by Webb:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2010	December 31, 2009
Audit fees	$7,100	$7,000
Audit-related fees	$--	$--
Tax fees	$500	$500
Other fees	$--	$--

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

We do not have an audit committee.  Our sole director pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our sole director does not have records of what percentages of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.2	Agreement between the Company and Alpine Venture Associates dated January 30, 2011.*

21.1	Subsidiaries of the Company - None

31.1	Certification of James Hahn pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

The Company 's financial statements for the years ended December 31, 2010 and 2009 including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpine Alpha 3, Ltd.

Date: March 24, 2011	By:	/s/ James Hahn
James Hahn Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2011	By:	/s/ James Hahn
James Hahn Sole Director

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F - 1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F - 2	BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

PAGE	F - 3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2010

PAGE	F - 4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2010

PAGE	F - 5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO DECEMBER 31, 2010

PAGES	F - 6 to F - 15	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Alpine Alpha 3, Ltd.
(A Development Stage Company)

We have audited the accompanying balance sheets of Alpine Alpha 3, Ltd. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2010 and 2009 and the period from October 31, 2007 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alpine Alpha 3, Ltd. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations and cash flows for the years ended December 31, 2010 and 2009 and the period from October 31, 2007 (Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with a net loss since inception of $350,796, used cash in operations of $43,371 for the period from October 31, 2007 (Inception) to December 31, 2010 and has a working capital deficiency of $282,643 and stockholders’ deficiency of $303,623 at December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 21, 2011

Alpine Alpha 3, LTD
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2010	December 31, 2009

Current Assets
Cash	$1,507	$42
Prepaid Expenses	150	-

Assets	$1,657	$42

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related party	$280,000	$160,000
Accounts Payable	-	125
Notes Payable - Related party	4,300	-
Total Current Liabilities	284,300	160,125

Long Term Liabilities
Notes Payable - Related party	20,980	12,380

Total Liabilities	305,280	172,505

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 1,856,478 and 856,478
issued and outstanding, respectively	1,856	856
Additional paid-in capital	45,317	42,032
Deficit accumulated during the development stage	(350,796)	(215,351)
Total Stockholders' Deficiency	(303,623)	(172,463)

Total Liabilities and Stockholders' Deficiency	$1,657	$42

See Accompanying Notes to
Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Statements of Operations

	For the Years Ended December 31,		For the Period from October 31, 2007 (inception) to
	2010	2009	December 31, 2010

Operating Expenses
Professional fees	$13,200	$12,110	$41,183
Consulting expense - Related party	120,000	120,000	280,000
General and administrative	960	1,311	$25,926
Total Operating Expenses	134,160	133,421	347,109

Loss from Operations	(134,160)	(133,421)	(347,109)

Other Expenses
Interest Expense	(1,285)	(474)	(2,372)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(135,445)	(133,895)	(349,481)

Provision for Income Taxes	-	-	(1,315)

NET LOSS	$(135,445)	$(133,895)	$(350,796)

Net Loss Per Share - Basic and Diluted	$(0.11)	$(0.17)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,194,390	775,051

See Accompanying Notes to
Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Statement of Changes in Stockholders' Deficiency
For the period from October 31, 2007 (Inception) to December 31, 2010

					Additional	Deficit accumulated during	Total
	Preferred Stock		Common stock		paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 31, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 31, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	336,133	336	11,081	-	11,417

Common stock issued for cash	-	-	400,000	400	1,600	-	2,000

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	613	-	613

Net loss for the year ended December 31, 2008	-	-	-	-	-	(77,133)	(77,133)

Balance, December 31, 2008	-	-	741,133	741	35,492	(81,456)	(45,223)

Common stock issued for cash	-	-	115,345	115	5,066	-	5,181

In kind contribution of legal fees	-	-	-	-	1,000	-	1,000

In kind contribution of interest	-	-	-	-	474	-	474

Net loss for the year ended December 31, 2009	-	-	-	-	-	(133,895)	(133,895)

Balance, December 31, 2009	-	-	856,478	856	42,032	(215,351)	(172,463)

Common stock issued for cash	-	-	1,000,000	1,000	-	-	1,000

In kind contribution of legal fees	-	-	-	-	2,000	-	2,000

In kind contribution of interest	-	-	-	-	1,285	-	1,285

Net loss for the year ended December 31, 2010	-	-	-	-	-	(135,445)	(135,445)

Balance, December 31, 2010	-	$-	1,856,478	$1,856	$45,317	$(350,796)	$(303,623)

See Accompanying Notes to
Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Statements of Cash Flows

	For The Years Ended December 31,		For the Period from October 31, 2007 (inception) to
	2010	2009	December 31, 2010

Cash Flows From Operating Activities:
Net Loss	$(135,445)	$(133,895)	$(350,796)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services from president	-	-	22,005
In-kind contribution of legal services	2,000	1,000	3,000
In-kind contribution of interest	1,285	474	2,372
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Increase in prepaid expenses	(150)	-	(150)
Decrease in accounts payable and accrued expenses	(125)	(875)	-
Increase in accounts payable - Related party	120,000	120,000	280,000
Net Cash Used In Operating Activities	(12,435)	(13,296)	(43,371)

Cash Flows From Financing Activities:
Proceeds from loan payable - Related party	12,900	-	38,530
Proceeds from notes payable - Related party	-	8,080	-
Repayments of notes payable - Related party	-	-	(13,250)
Proceeds from issuance of common stock	1,000	5,181	19,598
Net Cash Provided by Financing Activities	13,900	13,261	44,878

Net Increase (Decrease) in Cash	1,465	(35)	1,507

Cash at Beginning of Period	42	77	-

Cash at End of Period	$1,507	$42	$1,507

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See Accompanying Notes to
Financial Statements

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A )Organization

Alpine Alpha 3, LTD (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on October 31, 2007.  The Company was organized to provide business services and financing to emerging growth entities.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date other than issuing shares to our original shareholders. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of December 31, 2010 and 2009, there were no common share equivalents outstanding.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

As of December 31, 2010, the Company has a net operating loss carryforward of approximately $323,419 available to offset future taxable income through 2030. The valuation allowance at December 31, 2010 was $123,837. The valuation allowance at December 31, 2009 was $73,233. The net change in the valuation allowance for the period ended December 31, 2010 was an increase of $50,604.

	2010	2009

Expected income tax recovery (expense) at the statutory rate of 38%	$(51,862)	$(51,268)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	1,258	564
Tax effect of differences in the timing of deductibility of items for income tax purposes	-	-
Change in valuation allowance	50,604	50,704

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	2010	2009

Deferred income tax asset:
Net operating loss carryforwards	$123,837	$73,233
Valuation allowance	(123,837)	(73,233)
Deferred income taxes	$-	$-

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

(H)Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable related party, accounts payable, and notes payable – related party approximate fair value based on the short-term maturity of these instruments.

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
AS OF DECEMBER 31, 2010 AND 2009

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

On May 18, 2009, a Corporation owned by the president loaned the Company $3,272.  This loan is unsecured, non-interest bearing, and due on May 18, 2012  (See Note 5). On January 19, 2011 the Company repaid $1,107 of the loan balance outstanding (See Note 7).

On February 25, 2009, a Corporation owned by the president loaned the Company $1,025.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5)

On February 25, 2009, a Corporation owned by the president loaned the Company $83.  This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5)

On February 6, 2009, the Company received $950 from a Alpine Alpha 1, LTD credit card to assist in paying off expenses.  This is a related party transaction.  This amount was repaid to the credit card on February 25, 2009 (See Note 5).

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
AS OF DECEMBER 31, 2010 AND 2009

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
AS OF DECEMBER 31, 2010 AND 2009

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

In September 2008, the Company entered into stock purchase agreements with 400 investors to issue 400,000 shares of common sock for cash of $2,000 ($.005 per share).

On January 7, 2008, the Company entered into stock purchase agreements to issue 10,000 shares of common stock for cash of $100 ($0.01/share).

(B) In-Kind Contribution

For the year ended December 31, 2010, the Company recorded additional-paid-in-capital of $2,000 for the fair value of legal services provided.

For the year ended December 31, 2010, the Company recorded $1,285 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 5).

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

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

As of December 31, 2007, a shareholder of the Company contributed services having a fair value of $3,600 (See Note 5).

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

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2010, $280,000 was owed to the related party consultant (See Note 5).

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

For the year ended December 31, 2010, the Company recorded $1,285 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

For the year ended December 31, 2009, the Company recorded $474 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

On May 18, 2009 a Corporation owned by the president loaned the Company $3,272.  This loan is unsecured, non-interest bearing, and due on May 18, 2012 (See Note 2). On January 19, 2011 the Company repaid $1,107 of the loan balance outstanding (See Note 7).

On February 25, 2009 a Corporation owned by the president loaned the Company $1,025. This loan is unsecured, non-interest bearing, and due on February 25, 2012 (See Note 2).

On February 25, 2009 a Corporation owned by the president loaned the Company $83. This loan is unsecured, non-interest bearing, and due on February 25, 2012. (See Note 2).

On February 6, 2009, the Company received $950 from a Alpine Alpha 1, LTD credit card to assist in paying off expenses.  This is a related party transaction.  This amount was repaid to the credit card on February 25, 2009 (See Note 2).

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of December 31, 2010, the $280,000 was owed to the related party consultant (See Note 4).

On May 23, 2008, a Corporation owned by the president loaned the Company $2,300.  This loan is unsecured, non-interest bearing, and due on May 23, 2011 (See Note 2).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

As of December 31, 2007, a shareholder of the Company contributed services having a fair value of $3,600 (See Note 3(B)).

As of December 31, 2007, a shareholder of the Company paid $198 of the Company’s expenses. The transaction was treated as an in kind contribution of expenses and charged to additional paid in capital (See Note 3(B)).

On November 1, 2007, the Company issued 5,000 shares of common stock to its founder having a fair value of $5 ($0.001/share) in exchange for services provided (See Note 3(C)).

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $350,796 and used cash in operation of $43,371 during the period from October 31, 2007 (inception) to December 31, 2010. In addition, the Company has a working capital deficiency of $282,643 and a stockholders’ deficiency of $303,623 as of December 31, 2010. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 7	SUBSEQUENT EVENTS

On January 19, 2011, the Company repaid $1,107 of $3,272 in related party outstanding loan (See Note 2 and 5).

On January 30, 2011, the Company issued 1,000,000 shares of common stock to a Corporation owned by the President at a price of $0.314/share in exchange for the forgiveness of amounts owed of $314,279. There are no further amounts owed to the Corporation owned by the President as of January 30, 2011.