Form 10-Q
period 2011-03-31
Alpine Alpha 3, Ltd.
filed 2011-05-20
CIK 1444185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............

Commission File Number 000-53397

Alpine Alpha 3, Ltd.
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware -------------------------------------------------------------------	75-3264750 -------------------------------------------------------------------
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Sitaizi Tengfei Building, 3rd Fl, Huanggu District, Shenyang, PRC 110034
-------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

   86-24-8973-6644
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

Large accelerated filer	¨	Accelerated filer	¨

Non-accelerated filer	¨ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

There were 19,856,478 shares outstanding as of May 20, 2011.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND AS OF DECEMBER 31, 2010
PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010, AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010, AND FOR THE PERIOD FROM OCTOBER 31, 2007 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGES	5 – 14	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2011	December 31, 2010
	(Unaudited)

Current Assets
Cash	$-	$1,507
Prepaid Expenses	-	150

Assets	$-	$1,657

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable - Related Party	$-	$280,000
Accounts Payable	4,901	-
Note Payable - Related Party	-	4,300
Total Current Liabilities	4,901	284,300

Long Term Liabilities
Note Payable - Related Party	-	20,980

Total Liabilities	4,901	305,280

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 2,856,478 and 1,856,478
issued and outstanding, respectively	2,856	1,856
Additional paid-in capital	359,225	45,317
Deficit accumulated during the development stage	(366,982)	(350,796)
Total Stockholders' Deficiency	(4,901)	(303,623)

Total Liabilities and Stockholders' Deficiency	$0	$1,657

See Accompanying Notes to
Condensed Unaudited Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended March 31		For the Period from October 31, 2007 (Inception) to
	2011	2010	March 31, 2011

Operating Expenses
Professional fees	$5,400	$5,400	$46,583
Consulting expense - related party	10,000	30,000	290,000
General and administrative	657	16	$26,583
Total Operating Expenses	16,057	35,416	363,166

Loss from Operations	(16,057)	(35,416)	(363,166)

Other Expenses
Interest Expense	(129)	(250)	(2,501)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(16,186)	(35,666)	(365,667)

Provision for Income Taxes	-	-	(1,315)

NET LOSS	$(16,186)	$(35,666)	$(366,982)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.04)

Weighted average number of shares outstanding
during the period - Basic and Diluted	2,519,399	856,478

See Accompanying Notes to
Condensed Unaudited Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from October 31, 2007 (Inception) to March 31, 2011
(Unaudited)
						Deficit
	Preferred Stock		Common stock		Additional	accumulated during
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance October 31, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.001)	-	-	5,000	5	-	-	5

In kind contribution of services	-	-	-	-	3,600	-	3,600

In kind contribution of expenses	-	-	-	-	198	-	198

Net loss for the period October 29, 2007 (inception) to December 31, 2007	-	-	-	-	-	(4,323)	(4,323)

Balance, for the year ended December 31, 2007	-	-	5,000	5	3,798	(4,323)	(520)

Common stock issued for cash	-	-	336,133	336	11,081	-	11,417

Common stock issued for cash	-	-	400,000	400	1,600	-	2,000

In kind contribution of services	-	-	-	-	18,400	-	18,400

In kind contribution of interest	-	-	-	-	613	-	613

Net loss for the year ended December 31, 2008	-	-	-	-	-	(77,133)	(77,133)

Balance, December 31, 2008	-	-	741,133	741	35,492	(81,456)	(45,223)

Common stock issued for cash	-	-	115,345	115	5,066	-	5,181

In kind contribution of legal fees	-	-	-	-	1,000	-	1,000

In kind contribution of interest	-	-	-	-	474	-	474

Net loss for the year ended December 31, 2009	-	-	-	-	-	(133,895)	(133,895)

Balance, December 31, 2009	-	-	856,478	856	42,032	(215,351)	(172,463)

Common stock issued for cash	-	-	1,000,000	1,000	-	-	1,000

In kind contribution of legal fees	-	-	-	-	2,000	-	2,000

In kind contribution of interest	-	-	-	-	1,285	-	1,285

Net loss for the year ended December 31, 2010	-	-	-	-	-	(135,445)	(135,445)

Balance, December 31, 2010	-	$-	1,856,478	$1,856	$45,317	$(350,796)	$(303,623)

Common stock issued for services	-	-	1,000,000	1,000	313,279	-	314,279

In kind contribution of legal fees	-	-	-	-	500	-	500

In kind contribution of interest	-	-	-	-	129	-	129

Net loss for the period ended March 31, 2011						(16,186)	(16,186)

Balance, March 31, 2011	-	$-	2,856,478	$2,856	$359,225	$(366,982)	$(4,901)

See Accompanying Notes to
Condensed Unaudited Financial Statements

Alpine Alpha 3, LTD
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For The Three Months Ended March 31,		For the Period from October 31, 2007 (Inception) to
	2011	2010	March 31, 2011

Cash Flows From Operating Activities:
Net Loss	$(16,186)	$(35,666)	$(366,982)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services from president	500	-	22,505
In-kind contribution of consulting services	-	500	3,000
In-kind contribution of interest	129	250	2,501
In-kind contribution of expenses	-	-	198
Changes in operating assets and liabilities:
Decrease in prepaid expenses	150		-
Increase in accounts payable and accrued expenses	4,901	4,775	4,901
Decrease in accounts payable - related party	10,000	30,000	290,000
Net Cash Used In Operating Activities	(506)	(141)	(43,877)

Cash Flows From Financing Activities:
Proceeds from loan payable - Related party	-	6,000	38,530
Repayments of notes payable - Related party	(1,001)	-	(14,251)
Proceeds from issuance of common stock	-	-	19,598
Net Cash Provided by (Used In) Financing Activities	(1,001)	6,000	43,877

Net Increase in Cash	(1,507)	5,859	-

Cash at Beginning of Period	1,507	42	-

Cash at End of Period	$-	$5,901	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$1,315

See Accompanying Notes to
Condensed Unaudited Financial Statements

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A )Organization

Alpine Alpha 3, LTD (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on October 31, 2007.  The Company was organized to provide business services and financing to emerging growth entities.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date other than issuing shares to our original shareholder. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011 and December 31, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”  As of March 31, 2011 and 2010, there were no common share equivalents outstanding.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
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

On August 27, 2010, a Corporation owned by the president loaned the Company $3,000. This loan is unsecured, non-interest bearing, and due on August 27, 2013 (See Note 5). The loan was repaid on January 30, 2011 (See Note 5).

On June 1, 2010, a Corporation owned by the president loaned the Company $3,300.  This loan is unsecured, non-interest bearing, and due on June 1, 2013 (See Note 5). The loan was repaid on January 30, 2011 (See Note 5).

On April 5, 2010, a Corporation owned by the president loaned the Company $600. This loan is unsecured, non-interest bearing and due on April 5, 2013 (See Note 5). The loan was repaid on January 30, 2011 (See Note 5).

On January 22, 2010, a Corporation owned by the president loaned the Company $6,000. This loan is unsecured, non-interest bearing, and due on January 22, 2013 (See Note 5). The loan was repaid on January 30, 2011 (See Note 5).

On December 29, 2009, a Corporation owned by the president loaned the Company $400. The loan is unsecured, non-interest bearing, and due on December 29, 2012 (See Note 5). The loan was repaid on January 30, 2011 (See Note 5).

On December 3, 2009, a Corporation owned by the president loaned the Company $1,000. The loan is unsecured, non-interest bearing, and due on December 3, 2012 (See Note 5). The loan was repaid on January 30, 2011 (See Note 5).

On October 6, 2009, a Corporation owned by the president loaned the Company $2,300. This loan is unsecured, non-interest bearing and due on October 6, 2012 (See Note 5). The loan was repaid on January 30, 2011 (See Note 5).

On September 21, 2009, Alpine Alpha 1, LTD paid $2,300 of expenses on behalf of Alpine Alpha 3, LTD.  This is a related party transaction.  The amount of $2,300 was repaid by Alpine Alpha 3, Ltd to Alpine Alpha 1, LTD on October 6, 2009 (See Note 5).

On May 18, 2009, a Corporation owned by the president loaned the Company $3,272.  This loan is unsecured, non-interest bearing, and due on May 18, 2012 (See Note 5). On January 19, 2011 the Company repaid $1,107 of the loan balance outstanding (See Note 7). The rest of the loan was repaid on January 30, 2011 (See Note 5).

On February 25, 2009, a Corporation owned by the president loaned the Company $1,025. This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5). The loan was repaid on January 30, 2011 (See Note 5).

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

On February 25, 2009, a Corporation owned by the president loaned the Company $83. This loan is unsecured, non-interest bearing, and due on February 25, 2012.  (See Note 5). The loan was repaid on January 30, 2011 (See Note 5).

On February 6, 2009, the Company received $950 from Alpine Alpha 1, LTD credit card to assist in paying off expenses.  This is a related party transaction.  This amount was repaid to the credit card on February 25, 2009 (See Note 5).

On May 23, 2008, a Corporation owned by the president loaned the Company $2,300.  This loan is unsecured, non-interest bearing, and due on May 23, 2011 (See Note 5).  The loan was repaid on January 30, 2011 (See Note 5).

On May 8, 2008, a Corporation owned by the president paid expenses aggregating $2,000. This loan is unsecured, non-interest bearing, and due on May 8, 2011 (See Note 5).  The loan was repaid on January 30, 2011 (See Note 5).

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
MARCH 31, 2011
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
MARCH 31, 2011
(UNAUDITED)

In September 2008, the Company entered into stock purchase agreements with 400 investors for 400,000 shares of cash of $2,000 ($.005 per share).

On January 7, 2008, the Company entered into stock purchase agreements to issue 10,000 shares of common stock for cash of $100 ($0.01/share).

(B) In-Kind Contribution

For the three months ended March 31, 2011, the Company recorded additional-paid-in-capital of $500 for the fair value of legal services provided.

For the period ended March 31, 2011, the Company recorded $129 of imputed interest related to shareholder loans payable as an in-kind contribution.

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

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

(C) Stock Issued for Services

On January 30, 2011, the Company entered into an agreement to issue 1,000,000 shares of common stock to a related party for loan repayment of $24,279 and then outstanding consulting fees payable of $290,000 for a total of $314,279 ($0.314/share) (See Note 5).

On November 1, 2007, the Company issued 5,000 shares of common stock to its founders having a fair value of $5 ($0.001/share) in exchange for services provided (See Note 5).

NOTE 4	COMMITMENTS

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. On January 30, 2011, the agreement was cancelled. As of March 31, 2011, $0 was owed to the related party consultant (See Note 5).

NOTE 5	RELATED PARTY TRANSACTIONS

On January 30, 2011, the Company entered into an agreement to issue 1,000,000 shares of common stock to a related party for loan repayment of $24,279 and accounts payable; related party of $290,000 for a total of $314,279 ($0.314/share) (See Note 3(C)).

On August 30, 2010, the Company entered into stock purchase agreement to issue 1,000,000 shares of common stock to a related party for cash of $1,000 ($0.001/share) (See Note 3(A)).

On August 27, 2010, a Corporation owned by the president loaned the Company $3,000. This loan is unsecured, non-interest bearing, and due on August 27, 2013 (See Note 2). The loan was repaid on January 30, 2011.

On June 1, 2010, a Corporation owned by the president loaned the Company $3,300.  This loan is unsecured, non-interest bearing, and due on June 1, 2013 (See Note 2). The loan was repaid on January 30, 2011.

On April 5, 2010, a Corporation owned by the president loaned the Company $600. This loan is unsecured, non-interest bearing and due on April 5, 2013 (See Note 2). The loan was repaid on January 30, 2011.

On January 22, 2010, a Corporation owned by the president loaned the Company $6,000. This loan is unsecured, non-interest bearing, and due on January 22, 2013 (See Note 2). The loan was repaid on January 30, 2011.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

For the year ended December 31, 2010, the Company recorded $1,285 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

For the year ended December 31, 2009, the Company recorded $474 of imputed interest related to shareholder loans payable as an in-kind contribution (See Note 3(B)).

On December 29, 2009, a Corporation owned by the president loaned the Company $400. The loan is unsecured, non-interest bearing, and due on December 29, 2012 (See Note 2). The loan was repaid on January 30, 2011.

On December 3, 2009, a Corporation owned by the president loaned the Company $1,000. The loan is unsecured, non-interest bearing, and due on December 3, 2012 (See Note 2). The loan was repaid on January 30, 2011.

On October 16, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock to a related party for cash of $20 ($0.001/share) (See Note 3(A)).

On October 16, 2009, the Company entered into stock purchase agreement to issue 20,000 shares of common stock to a related party for cash of $20 ($0.001/share) (See Note 3(A)).

On October 6, 2009, a Corporation owned by the president loaned the Company $2,300. This loan is unsecured, non-interest bearing and due on October 6, 2012 (See Note 2). The loan was repaid on January 30, 2011.

On September 21, 2009, Alpine Alpha 1, LTD paid $2,300 of expenses on behalf of Alpine Alpha 3, LTD.  This is a related party transaction.  The amount of $2,300 was repaid by Alpine Alpha 3, Ltd to Alpine Alpha 1, LTD on October 6, 2009 (See Note 2).

On May 18, 2009, a Corporation owned by the president loaned the Company $3,272.  This loan is unsecured, non-interest bearing, and due on May 18, 2012 (See Note 2). On January 19, 2011 the Company repaid $1,107 of the loan balance outstanding (See Note 7). The rest of the loan was repaid on January 30, 2011.

On February 25, 2009, a Corporation owned by the president loaned the Company $1,025. This loan is unsecured, non-interest bearing, and due on February 25, 2012 (See Note 2). The loan was repaid on January 30, 2011.

On February 25, 2009, a Corporation owned by the president loaned the Company $83. This loan is unsecured, non-interest bearing, and due on February 25, 2012 (See Note 2). The loan was repaid on January 30, 2011.

ALPINE ALPHA 3, LTD
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

On February 6, 2009, the Company received $950 from Alpine Alpha 1, LTD credit card to assist in paying off expenses.  This is a related party transaction.  This amount was repaid to the credit card on February 25, 2009 (See Note 2).

On September 1, 2008, the Company entered into a consulting agreement with a related party. The Company is required to pay $10,000 a month. The agreement will remain in effect unless either party desires to cancel the agreement.  As of March 31, 2011, $0 was owed to the related party consultant (See Note 4).

On May 23, 2008, a Corporation owned by the president loaned the Company $2,300.  This loan is unsecured, non-interest bearing, and due on May 23, 2011 (See Note 2).  The loan was repaid on January 30, 2011.

On May 8, 2008, a Corporation owned by the president paid expenses aggregating $2,000. This loan is unsecured, non-interest bearing, and due on May 8, 2011 (See Note 2).  The loan was repaid on January 30, 2011.

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
MARCH 31, 2011
(UNAUDITED)

NOTE 6	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with limited operations.  The Company has a net loss since inception of $366,982 and used cash in operations of $43,877 during the period from October 31, 2007 (inception) to March 31, 2011. In addition, the Company has a working capital deficiency of $4,901 and a stockholders’ deficiency of $4,901 as of March 31, 2011. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENT

On April 14, 2011, James Hahn resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and director.  Effective that same date, Zhangwo Xu was appointed the new Chief Executive Officer and President.  Additionally, Zhangwo Xu was appointed to serve on the Board of Directors of the Company and as the Chairman of the Board. Mr. Hahn's resignation as a director of the Company became effective as of May 3, 2011.

Pursuant to a letter agreement dated April 14, 2011 among the Company, Zhangwo USA Holdings Group, Inc. and its sole shareholder, Mr. Zhangwo Xu, the Company issued 17,000,000 shares of the Company’s common stock to Mr. Xu in exchange for 100% of the outstanding shares of common stock of Zhangwo USA Holdings Group, Inc. that was owned by him.

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

GENERAL

Alpine Alpha 3, Ltd. (“the Company”) was incorporated on October 31, 2007 under the laws of the State of Delaware. Since the Change in Control occurred on April 14, 2011 as described immediately below, as a “blank check” entity, the current purpose of the Company is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities in the bus manufacturing and services industry.  The Company however has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

RECENT DEVELOPMENT

Change of Control

On February 2, 2011, Alpine Venture Associates, LLC (the “Seller”) and Zhangwo USA Holdings Group, Inc., a Delaware corporation (“Zhangwo USA”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which the Seller sold to Zhangwo USA an aggregate of 2,426,865 shares of the Company’s Common Stock (the “Shares”), for an aggregate purchase price of $250,000. In addition, Zhangwo USA agreed to issue an additional number of shares of Common Stock to the Seller so that the Seller and the other shareholders of the Company of record as of February 2, 2011 would own an aggregate of 2% of the outstanding shares of Common Stock immediately prior to the first future offering of the Company’s securities after the date of this Purchase Agreement.

Pursuant to the Purchase Agreement, James Hahn, then the sole officer of the Company resigned from all his positions at the Company as President, Chief Executive Officer, Chief Financial Officer, effective as of April 14, 2011 and Mr. Hahn’s resignation as the sole director of the Company became effective on May 3, 2011. On April 14, 2011, Mr. Xu was appointed as Chief Executive Officer, President and a director of the Company. On May 18, 2011, Mr. Xu was appointed as Chief Financial Officer of the Company.

On April 14, 2011, the Company entered into a letter agreement (the “Letter Agreement”) with Zhangwo USA and its sole shareholder, Mr. Zhangwo Xu. Pursuant to the Letter Agreement, Mr. Xu transferred 100% of the outstanding shares of common stock of Zhangwo USA held by him, in exchange for an aggregate of 17,000,000 newly issued shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) (the “Share Exchange Transaction”). The shares of our Common Stock acquired by Mr. Xu in such transactions constitute approximately 85.61% of our issued and outstanding Common Stock on a fully-diluted basis giving effect to the Share Exchange Transaction. Zhangwo USA, as a result of the Share Exchange Transaction, became a wholly owned subsidiary of the Company.

As a result of these transactions, control of the Company passed to Mr. Zhangwo Xu (the “Change of Control”). For more details of the Change of Control, please refer to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2011.

SEARCH FOR BUSINESS OPPORTUNITIES IN BUS INDUSTRY

The Company's search will be directed toward the bus manufacturing and services industry in the U.S. and in China. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

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

RESULTS OF OPERATIONS

The Company generated no revenue during the first quarter of year 2011.

However, a total of $16,057 of operating expenses were incurred during the three months ended March 31, 2011, which primarily consists of $5,400 of legal and accounting professional fees and other general and administrative expenses such as rental expenses, related salaries, and business development expenses. Such operating expenses also include a monthly fee of $10,000 payable to a related party consultant pursuant to a Consulting Agreement dated September 1, 2008 between the Company and Alpine Venture Associates, LLC (the “Consultant”). On January 30, 2011, the Company entered into an agreement with the Consultant to terminate the Consulting Agreement, pursuant to which the Company issued 1,000,000 shares of Common Stock to the Consultant in consideration of all unpaid amount of $314,279.24 owed to the Consultant as of the date therein. As of March 31, 2011, $0 was owed to such related party consultant.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.      Controls and Procedures

(a)           Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to the Commission is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures were effective at these reasonable assurance levels.

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Alpine Alpha 3, Ltd. (Registrant)

Date: May 20, 2011	By:	/s/ Zhangwo Xu
(Signature) Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)